Form 10-K
BANC OF AMERICA MORT SEC INC MORT PASS THR CERT SER 2003-1
filed 2004-03-31
CIK 1216238

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-105940-19


        Banc of America Mortgage Securities, Inc.
        Mortgage Pass-Through Certificates
        Series 2003-L

     (Exact name of registrant as specified in its charter)


   New York                                         54-2139180
                                                    54-2139181
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

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

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class 1-A-1                          3
             Class 1-A-2                          3
             Class 1-A-3                          3
             Class 1-A-LR                         1
             Class 1-A-R                          1
             Class 1-IO                           1
             Class 2-A-1                         10
             Class 2-A-2                         10
             Class 2-IO                           1
             Class 3-A-1                          3
             Class 3-IO                           1
             Class B-1                            3
             Class B-2                            3
             Class B-3                            3
             Class B-4                            1
             Class B-5                            1
             Class B-6                            1
             Class SES                            1

             Total:                              50


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



                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Not Applicable.


   (b) Not Applicable.


   (c) 31.1 Rule 13a-14(a)/15d-14(a) Certification.

        99.1 Annual Independent Public Accountant's Servicing Report concerning servicing activities for the year ended December 31, 2003.

      99.2 Annual Statement as to Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2003.


   (d) Not Applicable.






                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Banc of America Mortgage Securities, Inc.
     Mortgage Pass-Through Certificates
     Series 2003-L
     (Registrant)



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


   Exhibit Index

   Exhibit No.


  31.1  Rule 13a-14(a)/15d-14(a) Certification

  99.1 Annual Independent Public Accountant's Servicing Report concerning servicing activities for the year ended December 31, 2003.

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

  Dated: March 18, 2004

                             BANK OF AMERICA, N.A.,
  as Servicer

  By:
    /s/  H. Randall Chestnut
  Name:  H. Randall Chestnut
  Title: Senior Vice President